Form 10-K
period 2009-03-31
NISSAN-INFINITI LT; NISSAN AUTO LEASING LLC II; Nissan Auto Lease Trust 2008-A
filed 2009-06-29
CIK 1244827, 1244832, 1429202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

333-147542-02
(Commission file number of Issuing Entity)

NISSAN AUTO LEASE TRUST 2008-A
(Exact name of issuing entity specified in its charter)

333-134238
(Commission file number of Depositor)

NISSAN AUTO LEASING LLC II
(Exact name of depositor as specified in its charter)

NISSAN MOTOR ACCEPTANCE CORPORATION
(Exact name of sponsor as specified in its charter)

DELAWARE	51-6597303
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee                                                                                                                                                                         37067
(Address of principal executive offices)                                                                                                                         (Zip Code)

Registrant’s telephone number, including area code                                                                                                   (615) 725-1127

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer:           ☐                                                                        Accelerated Filer:   ☐

Non-Accelerated Filer:      ☒                                                                             Smaller reporting company:  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holder; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).  None

PART I

Item 1.	Business.

Not applicable.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal year covered by this annual report to a vote of holders of either the asset-backed notes (the “Notes”) or the asset-backed certificates (the “Certificates”).

            SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH
            GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

Not applicable.

Items 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not applicable.

Items 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Nissan Motor Acceptance Corporation (“NMAC” or the “Servicer” and “Sponsor”), Nissan Auto Leasing LLC II (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”), Nissan Auto Lease Trust 2008-A (the “Issuing Entity”), or any property thereof, that are or would be material to holders of the Notes and Certificates.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

(a)	Not applicable.

(b)	Not applicable.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Nothing to report.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A.(T)	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

No other information.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Item not applicable due to no directors or executive officers.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13.	Certain Relationships and Related Transactions.

Not applicable.

Item 14.	Principal Accountant Fees and Services.

Not applicable.

            SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH
            GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

The Sponsor originates all of the pool assets (in such capacity, the “Originator”) assigned to Nissan-Infiniti LT (the “Titling Trust”).  The Titling Trust issues undivided beneficial interests in the pool assets to NILT Trust, including the 2008-A SUBI Certificate.  NILT Trust has sold the 2008-A SUBI Certificate to the Depositor, which has transferred the 2008-A SUBI Certificate to the Issuing Entity.  The Sponsor services the pool assets.

NMAC (including in its role as originator, servicer and sponsor) is the sole member of the Depositor and owns all of the beneficial interests in NILT Trust.  NILT Trust owns all of the beneficial interests in the Titling Trust.  In connection with the transfer of the 2008-A SUBI Certificate, the Depositor has acquired a 100% ownership interest in the Issuing Entity.  Accordingly, the Sponsor, the Depositor and the Issuing Entity are affiliates of NILT Trust, the Titling Trust and each other.

The Indenture Trustee is not affiliated with any of HSBC (as defined below), the Sponsor (including in its role as originator and servicer), the Depositor, the Issuing Entity, the Titling Trust or NILT Trust.

With the exception of HSBC Bank USA, National Association (“HSBC”), which serves as swap counterparty under an interest rate swap agreement entered into in connection with this asset-backed securities transaction, there are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.  HSBC is not affiliated with any of the Sponsor (including in its role as originator and servicer), the Depositor, the Issuing Entity or the Indenture Trustee.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from this asset-backed securities transaction involving the issuance of the Notes and Certificates by the Issuing Entity, between HSBC, the Sponsor, the Depositor or the Issuing Entity and any of the parties, or affiliates of such parties, mentioned in this Item.

Item 1122 of Regulation AB, Compliance with applicable Servicing Criteria

(a)	The following documents are filed as part of this report.

Exhibit No.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation
33.2	Management’s Assertion on Compliance with Regulation AB (U.S. Bank National Association)
34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

Item 1123 of Regulation AB, Servicer Compliance Statement

(a)	The following documents are filed as part of this report.

Exhibit No.

35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NISSAN AUTO LEASE TRUST 2008-A

                            By:      Nissan Motor Acceptance Corporation,
                            as servicer

                            By: /s/ Steven R. Lambert
                          Steven R. Lambert
                          President and Chief Executive Officer
                          (senior officer in charge of the servicing
                          function)

Date:                      June 29, 2009

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Certificate of Formation of NALL II
3.2	Limited Liability Company Agreement of NALL II
4.1	Indenture, dated as of April 23, 2008, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)
4.2
ISDA Master Agreement, dated April 23, 2008, between the Issuing Entity and HSBC Bank USA, National Association (the “Swap Counterparty”); ISDA Credit Support Annex, dated as of April 23, 2008, between the Issuing Entity and the Swap Counterparty; Schedule to the ISDA Master Agreement, dated as of April 23, 2008, between the Issuing Entity and the Swap Counterparty; and Swap Transaction Confirmation, dated as of April 23, 2008, between the Issuing Entity and the Swap Counterparty (incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.4 of Form 8-K, dated April 25, 2008, File No. 33-134238-03)

10.1
Agreement of Definitions, dated as of April 23, 2008, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, Wilmington Trust Company (“Wilmington Trust”), as Delaware trustee, and U.S. Bank National Association (“U.S. Bank”), as trust agent (incorporated by reference to Exhibit 10.1 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.2
2008-A SUBI Supplement, dated as of April 23, 2008, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, Wilmington Trust, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.3
2008-A Servicing Supplement, dated as of April 23, 2008, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.4
Amended and Restated Trust Agreement for the Issuing Entity, dated as of April 23, 2008, by and between Nissan Auto Leasing LLC II (“NALL II”), as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.5
Trust Administration Agreement, dated as of April 23, 2008, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.6
Back-Up Security Agreement, dated as of April 23, 2008, by and among NMAC, the Titling Trust, NILT Trust, the Transferor, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.7
Control Agreement, dated as of April 23, 2008, by and among the Issuing Entity, U.S. Bank, as indenture trustee and secured party, and U.S. Bank, as securities intermediary (incorporated by reference to Exhibit 10.7 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.8
SUBI Certificate Transfer Agreement, dated as of April 23, 2008, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.8 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

10.9
Trust SUBI Certificate Transfer Agreement, dated as of April 23, 2008, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.9 of Form 8-K, dated April 25, 2008, File No. 333-147542-02)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)
33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation
33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)
34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation
99.1	Annual Servicer’s Certificate Provided by Nissan Motor Acceptance Corporation to Holders of Notes and Certificates