Form 10-K
period 2010-03-31
NISSAN-INFINITI LT; NISSAN AUTO LEASING LLC II; Nissan Auto Lease Trust 2009-B
filed 2010-06-30
CIK 1244827, 1244832, 1470862

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

333-147542-04
(Commission file number of Issuing Entity)

NISSAN AUTO LEASE TRUST 2009-B
(Exact name of issuing entity specified in its charter)

333-147542
(Commission file number of Depositor)

NISSAN AUTO LEASING LLC II
(Exact name of depositor as specified in its charter)

NISSAN MOTOR ACCEPTANCE CORPORATION
(Exact name of sponsor as specified in its charter)

DELAWARE	38-6883522
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee                                                                                                                              37067
(Address of principal executive offices)                                                                                                                         (Zip Code)

Registrant’s telephone number, including area code                                                                                                           (615) 725-1127

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

Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Nissan Motor Acceptance Corporation (“NMAC” or the “Servicer” and “Sponsor”), Nissan Auto Leasing LLC II (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”), Nissan Auto Lease Trust 2009-B (the “Issuing Entity”), or any property thereof, that are or would be material to holders of the Notes and Certificates.

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

       SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH
       GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

The Sponsor originates all of the pool assets (in such capacity, the “Originator”) assigned to Nissan-Infiniti LT (the “Titling Trust”).  The Titling Trust issues undivided beneficial interests in the pool assets to NILT Trust, including the 2009-A SUBI Certificate.  NILT Trust has sold the 2009-B SUBI Certificate to the Depositor, which has transferred the 2009-B SUBI Certificate to the Issuing Entity.  The Sponsor services the pool assets.

NMAC (including in its role as originator, servicer and sponsor) is the sole member of the Depositor and owns all of the beneficial interests in NILT Trust.  NILT Trust owns all of the beneficial interests in the Titling Trust.  In connection with the transfer of the 2009-B SUBI Certificate, the Depositor has acquired a 100% ownership interest in the Issuing Entity.  Accordingly, the Sponsor, the Depositor and the Issuing Entity are affiliates of NILT Trust, the Titling Trust and each other.

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

                      NISSAN AUTO LEASE TRUST 2009-B

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
4.1
Indenture, dated as of September 11, 2009, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.1
Agreement of Definitions, dated as of September 11, 2009, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, Wilmington Trust Company (“Wilmington Trust”), as Delaware trustee, and U.S. Bank National Association (“U.S. Bank”), as trust agent (incorporated by reference to Exhibit 10.1 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.2
2009-B SUBI Supplement, dated as of September 11, 2009, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, Wilmington Trust, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.3
2009-B Servicing Supplement, dated as of September 11, 2009, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.4
Amended and Restated Trust Agreement for the Issuing Entity, dated as of September 11, 2009, by and between Nissan Auto Leasing LLC II (“NALL II”), as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.5
Trust Administration Agreement, dated as of September 11, 2009, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.6
Back-Up Security Agreement, dated as of September 11, 2009, by and among NMAC, the Titling Trust, NILT Trust, the Transferor, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 10.6 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.7
Control Agreement, dated as of September 11, 2009, by and among the Issuing Entity, U.S. Bank, as indenture trustee and secured party, and U.S. Bank, as securities intermediary (incorporated by reference to Exhibit 10.7 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.8
SUBI Certificate Transfer Agreement, dated as of September 11, 2009, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.8 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

10.9
Trust SUBI Certificate Transfer Agreement, dated as of September 11, 2009, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.9 of Form 8-K, dated September 3, 2009, File No. 333-147542-04)

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