Form 10-K
period 2011-03-31
NISSAN-INFINITI LT; NISSAN AUTO LEASING LLC II; Nissan Auto Lease Trust 2010-A
filed 2011-06-30
CIK 1244827, 1244832, 1491323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

333-147542-05
(Commission file number of Issuing Entity)

NISSAN AUTO LEASE TRUST 2010-A
(Exact name of issuing entity specified in its charter)

333-147542
(Commission file number of Depositor)

NISSAN AUTO LEASING LLC II
(Exact name of depositor as specified in its charter)

NISSAN MOTOR ACCEPTANCE CORPORATION
(Exact name of sponsor as specified in its charter)

DELAWARE	38-6909024
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee                                                                                                                              37067
(Address of principal executive offices)                                                                                                                         (Zip Code)

Registrant’s telephone number, including area code                                                                                                           (615) 725-1127

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).  None

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

Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Nissan Motor Acceptance Corporation (“NMAC” or the “Servicer” and “Sponsor”), Nissan Auto Leasing LLC II (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust Company (the “Owner Trustee”), Nissan Auto Lease Trust 2010-A (the “Issuing Entity”), or any property thereof, that are or would be material to holders of the Notes and Certificates.

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

       SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH
       GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

The Sponsor originates all of the pool assets (in such capacity, the “Originator”) assigned to Nissan-Infiniti LT (the “Titling Trust”).  The Titling Trust issues undivided beneficial interests in the pool assets to NILT Trust, including the 2010-A SUBI Certificate.  NILT Trust has sold the 2010-A SUBI Certificate to the Depositor, which has transferred the 2010-A SUBI Certificate to the Issuing Entity.  The Sponsor services the pool assets.

NMAC (including in its role as originator, servicer and sponsor) is the sole member of the Depositor and owns all of the beneficial interests in NILT Trust.  NILT Trust owns all of the beneficial interests in the Titling Trust.  In connection with the transfer of the 2010-A SUBI Certificate, the Depositor has acquired a 100% ownership interest in the Issuing Entity.  Accordingly, the Sponsor, the Depositor and the Issuing Entity are affiliates of NILT Trust, the Titling Trust and each other.

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

                      NISSAN AUTO LEASE TRUST 2010-A

                      By:      Nissan Motor Acceptance Corporation,
                       as servicer

                      By: /s/ Steven R. Lambert
                     Steven R. Lambert
                      President and Chief Executive Officer
                      (senior officer in charge of the servicing function)

Date:                      June 30, 2010

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Certificate of Formation of NALL II
3.2	Limited Liability Company Agreement of NALL II
4.1	Indenture, dated as of May 25, 2010, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)
10.1
Agreement of Definitions, dated as of May 25, 2010, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, Wilmington Trust Company (“Wilmington Trust”), as Delaware trustee, and U.S. Bank National Association (“U.S. Bank”), as trust agent (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

10.2
2010-A SUBI Supplement, dated as of May 25, 2010, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, Wilmington Trust, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

10.3
2010-A SUBI Servicing Supplement, dated as of May 25, 2010, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

10.4
Amended and Restated Trust Agreement for the Issuing Entity, dated as of May 25, 2010, by and between Nissan Auto Leasing LLC II (“NALL II”), as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

10.5
Trust Administration Agreement, dated as of May 25, 2010, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

10.6
Control Agreement, dated as of May 25, 2010, by and among the Issuing Entity, U.S. Bank, as indenture trustee and secured party, and U.S. Bank, as securities intermediary (incorporated by reference to Exhibit 10.7 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

10.7
SUBI Certificate Transfer Agreement, dated as of May 25, 2010, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.8 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

10.8
Trust SUBI Certificate Transfer Agreement, dated as of May 25, 2010, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.9 of Form 8-K, dated May 21, 2010, File No. 333-147542-05)

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